Form 10-K
period 2005-12-31
Public Steers(R) Trust Certificates, Series 1998 TRV-C1
filed 2006-03-30
CIK 1313604

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                            ------------------------

               For the fiscal year ended:   Commission file number:
                    December 31, 2005             001-32445


                          MERRILL LYNCH DEPOSITOR, INC.
            (ON BEHALF OF PUBLIC STEERS(R) SERIES 1998 TRV-C1 TRUST)
             (Exact name of registrant as specified in its charter)


                        DELAWARE                 13-3891329
                    (State or other           (I. R. S. Employer
                    jurisdiction of           Identification No.)
                    incorporation)


                WORLD FINANCIAL CENTER,             10080
                  NEW YORK, NEW YORK              (Zip Code)
                (Address of principal
                  executive offices)

                            ------------------------


       Registrant's telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

Public STEERS(R) Trust Certificates Series 1998 TRV-C1, listed on The New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                           Yes [ ]             No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                           Yes [ ]             No [X]

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

                                      [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                           Yes [ ]             No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes [ ]             No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

       PART I

       ITEM 1.   BUSINESS

                 For information with respect to the underlying securities held by Public STEERS(R) Series 1998 TRV-C1 Trust, please refer to Citigroup Inc.'s (Commission file number 001-09924) periodic reports (formerly Travelers Group Inc.), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http:// www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities issuer and the underlying securities guarantor have filed electronically with the SEC.

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

       ITEM 1A.  RISK FACTORS

                 Your investment in the trust certificates will involve certain risks. You should carefully consider the following discussion of risks, and the other information included or incorporated by reference in the applicable prospectus supplement and the accompanying prospectus. You should also carefully consider any risk factors and other information that the underlying securities guarantor may file in its Exchange Act reports as referenced in Item 1 above.

                 MATURITY AND YIELD CONSIDERATIONS; REINVESTMENT RISK--OPTIONAL REDEMPTION ON OR AFTER DECEMBER 1, 2006

                 The yield you will realize on your trust certificates depends upon several factors, including the purchase price of the trust certificates, the time of acquisition, and whether the underlying securities guarantor exercises its option to redeem the junior subordinated debt securities. Given the existence of the underlying securities guarantor's option to redeem the junior subordinated debt securities on or after December 1, 2006 and the resulting redemption of the trust securities, including the underlying securities, we cannot assure you that the underlying securities will be held until their maturity date.

                 The effect of the exercise of such an option to redeem the trust certificateholders is that the interest rates at which the proceeds received by such trust certificateholders as a result of the optional exchange may be reinvested may be lower than the return that you would have been earned over the remaining life of the underlying securities. In connection with any redemption of the underlying securities, there will be a redemption of the trust certificates.

                 MATURITY AND YIELD CONSIDERATIONS; REINVESTMENT RISK--SPECIAL EVENT

                 The yield you will realize on your trust certificates will also depend upon whether a Special Event (as defined in the applicable prospectus supplement) occurs. We have not formulated an opinion as to the likelihood of a Special Event. If a Special Event occurs and the underlying securities guarantor exercises its right to redeem the junior subordinated debt securities, in whole or in part (in which case, a pro rata portion of the underlying securities will be redeemed), or if the underlying securities are paid or sold prior to maturity as a result of a default, or because the underlying securities guarantor ceases to file reports under the Exchange Act, your investment in the trust certificates and the underlying securities will have a shorter average maturity than if such right were not exercised or if such default had not occurred. Prevailing interest rates at the time of such early redemption may be lower than the yield on the trust certificates. Therefore, you may be unable to realize a comparable yield upon reinvestment of the funds from such early redemption.

                 LIMITED ASSETS

                 The trust has no significant assets other than the underlying securities. If the underlying securities are insufficient to make payments or distributions on the trust certificates, no other assets will be available for payment of the deficiency.

                 NO MANAGEMENT OF UNDERLYING SECURITIES

                 Except as described below, the trust will not dispose of any underlying security, regardless of adverse events, financial or otherwise, which may affect the value of the underlying security, the underlying securities guarantor or the underlying securities issuer. If there is a payment default on any underlying security or any other default which may result in acceleration of the underlying securities, or if the underlying securities guarantor ceases to be a reporting company under the Exchange Act, the trust will only dispose of or otherwise deal with the defaulted underlying securities in the manner provided in the applicable trust agreement. If a payment default on or acceleration of the underlying securities occurs, the applicable trust agreement will provide that the trust will sell the underlying securities notwithstanding market conditions at the time, and the trustee will have no discretion to do otherwise. Such sale may result in greater losses than might occur if the trust continued to hold the underlying securities.

                 CREDIT RISK

                 The trust certificates represent interests in obligations of the underlying securities issuer and underlying securities guarantor. In particular, the trust certificates will be subject to all the risks associated with a direct investment in unsecured debt obligations, as guaranteed by the underlying securities guarantor, of the underlying securities issuer.

                 ENFORCEMENT OF CERTAIN RIGHTS BY HOLDERS OF PREFERRED SECURITIES, INCLUDING THE TRUST

                 If a Declaration Event of Default (as defined in the applicable prospectus supplement) occurs and is continuing, then the holders of preferred securities, including the trust, would rely on the enforcement by the Institutional Trustee (as defined in the applicable prospectus supplement) of its rights as a holder of the junior subordinated debt securities against the underlying securities guarantor. In addition, the holders of a majority in liquidation amount of the preferred securities will have the right to direct the time, method, and place of conducting any proceeding for any remedy available to the

                 Institutional Trustee or to direct the exercise of any trust or power conferred upon the Institutional Trustee under the declaration, including the right to direct the Institutional Trustee to exercise the remedies available to it as a holder of the junior subordinated debt securities. If the Institutional Trustee fails to enforce its rights under the junior subordinated debt securities, any holder of preferred securities may directly institute a legal proceeding against the underlying securities guarantor to enforce the Institutional Trustee's rights under the junior subordinated debt securities without first instituting any legal proceeding against the Institutional Trustee or any other person or entity. If a Declaration Event of Default has occurred and is continuing and such event is attributable to the failure of the underlying securities guarantor to pay interest or principal on the junior subordinated debt securities on the date such interest or principal is otherwise payable (or in the case of redemption, on the redemption date), then a holder of preferred securities may also directly institute a proceeding for enforcement of payment to such holder of the principal of or interest on the junior subordinated debt securities having a principal amount equal to the aggregate liquidation amount of the preferred securities of such holder (a "Direct Action") on or after the respective due date specified in the junior subordinated debt securities without first (i) directing the Institutional Trustee to enforce the terms of the junior subordinated debt securities or (ii) instituting a legal proceeding against the underlying securities guarantor to enforce the Institutional Trustee's rights under the junior subordinated debt securities. In connection with such Direct Action, the underlying securities guarantor will be subrogated to the rights of such holder of preferred securities under the Declaration to the extent of any payment made by the underlying securities guarantor to such holder of preferred securities in such Direct Action. Consequently, the underlying securities guarantor will be entitled to payment of amounts that a holder of preferred securities receives in respect of an unpaid distribution that resulted in the bringing of a Direct Action to the extent that such holder receives or has already received full payment with respect to such unpaid distribution from the underlying securities issuer. The holders of preferred securities will not be able to exercise directly any other remedy available to the holders of the junior subordinated debt securities.

                 TRADING PRICE

                 Should the underlying securities guarantor exercise its option to defer any payment of interest on the junior subordinated debt securities, the preferred securities may trade at a price that does not fully reflect the value of accrued but unpaid interest with respect to the underlying junior subordinated debt securities. In the event of such a deferral, a holder of preferred securities who disposes of its preferred securities between record dates for payments of distributions thereon will be required to include in income as ordinary income accrued but unpaid interest on the junior subordinated debt securities to the date of disposition, and to add such amount to its adjusted tax basis in its pro rata share of the underlying junior subordinated debt securities deemed disposed of. To the extent the selling price is less than such holder's adjusted tax basis (which will include, in the form of original issue discount, all accrued but unpaid interest), such holder will recognize a capital loss. Subject to certain limited exceptions, capital losses cannot be applied to offset ordinary income for United States federal income tax purposes.

                 RANKING OF UNDERLYING SECURITIES AND GUARANTEE

                 The obligations of the underlying securities guarantor under the junior subordinated debt securities are subordinate and junior in right of payment to all present and future Senior Indebtedness (as defined in the underlying securities indenture) of the underlying securities guarantor. No payment of principal (including redemption payments, if any), premium, if any, or interest on the junior subordinated debt securities may be made if (i) any Senior Indebtedness of the underlying securities guarantor is not paid when due and any applicable grace period with respect to such default has ended with such default not having been cured or waived or ceasing to exist, or
                 (ii) the maturity of any Senior Indebtedness of the underlying securities guarantor has been accelerated because of a default. The underlying securities guarantor's obligations under the guarantee rank (i) subordinate and junior in right of payment to all other liabilities of the underlying securities guarantor, (ii) pari passu with the most senior preferred or preference stock now or hereafter issued by the underlying securities guarantor and with any guarantee now or hereafter entered into by the underlying securities guarantor in respect of any preferred or preference stock of any subsidiary of the underlying securities guarantor and (iii) senior to the underlying securities guarantor's common stock. There are no terms in the preferred securities, the junior subordinated debt securities or the guarantee that limit the underlying securities guarantor's ability to incur additional indebtedness, including indebtedness that ranks senior to the junior subordinated debt securities and the guarantee.

                 RIGHTS UNDER THE GUARANTEE

                 The guarantee is qualified as an indenture under the Trust Indenture Act of 1939, as amended (the "Trust Indenture Act"). The indenture trustee, in addition to acting as indenture trustee under the Indenture, will act as indenture trustee under the guarantee for the purposes of compliance with the provisions of the Trust Indenture Act (the "Guarantee Trustee"). The indenture trustee will hold the guarantee for the benefit of the holders of the preferred securities.

                 The guarantee guarantees to the holders of the preferred securities the payment of (i) any accrued and unpaid distributions that are required to be paid on the preferred securities, to the extent the underlying securities Issuer has funds available therefor, (ii) the applicable Preferred Securities Redemption Price (as defined in the applicable prospectus supplement) with respect to preferred securities called for redemption by the underlying securities issuer, to the extent the underlying securities Issuer has funds available therefor, and (iii) upon a voluntary or involuntary dissolution, winding-up or termination of the underlying securities issuer (other than in connection with the distribution of junior subordinated debt securities to the holders of preferred securities or a redemption of all the preferred securities), the lesser of (a) the aggregate of the liquidation amount and all accrued and unpaid distributions on the preferred securities to the date of the payment and (b) the amount of assets of the underlying securities issuer remaining available for distribution to holders of the preferred securities in liquidation of the underlying securities issuer. The holders of a majority in liquidation amount of the preferred securities have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Indenture Trustee or to direct the exercise of any trust or power conferred upon the Indenture Trustee under the guarantee. If the Indenture Trustee fails to enforce the guarantee, any holder of preferred securities may directly institute a legal proceeding against the company to enforce the Indenture Trustee's rights under the guarantee without first instituting a legal proceeding against the underlying securities issuer, the Indenture Trustee or any other person or entity. A holder of preferred securities may also directly institute a legal proceeding against the underlying securities guarantor to enforce such holder's right to receive payment under the guarantee without first (i) directing the Guarantee Trustee to enforce the terms of the Guarantee or (ii) instituting a legal proceeding against the underlying securities issuer or any other person or entity. If the underlying securities guarantor were to default on its obligation to pay amounts payable on the junior subordinated debt securities, the underlying securities issuer would lack available funds for the payment of distributions or amounts payable on redemption of the preferred securities or otherwise, and, in such event, holders of the preferred securities would not be able to rely upon the guarantee for payment of such amounts. Instead, a holder of the preferred securities would rely on the enforcement (1) by the Indenture Trustee, in its capacity as a trustee of the underlying securities issuer (the "Institutional Trustee"), of its rights as registered holder of the junior subordinated debt securities against the underlying securities guarantor pursuant to the terms of the junior subordinated debt securities or (2) by such holder of preferred securities of its right against the underlying securities guarantor to enforce payments on the junior subordinated debt securities. The Declaration provides that each holder of preferred securities, by acceptance thereof, agrees to the provisions of the guarantee, including the subordination provisions thereof, and the indenture.

                 OPTION TO EXTEND PAYMENT PERIOD

                 The underlying securities guarantor has the right under the underlying indenture to defer payments of interest on the junior subordinated debt securities by extending the interest payment period from time to time on the junior subordinated debt securities for a period not exceeding 10 consecutive semiannual interest periods during which no interest shall be due and payable (an "Extension Period"), provided, that no Extension Period may extend beyond the maturity of the junior subordinated debt securities, which date is the final scheduled distribution date. As a consequence of such an extension, semiannual distributions on the preferred securities would be deferred (but despite such deferral would continue to accrue with interest thereon compounded semiannually) by the underlying securities issuer during any such extended interest payment period and, as a consequence of such deferral, the semiannual distributions on the trust certificates would also be deferred (but would also continue to accrue interest compounded semiannually). In the event that the underlying securities guarantor exercises this right to defer interest payments, then (a) the underlying securities guarantor shall not, subject to certain exceptions, declare or pay any dividend on, make any distributions with respect to, or redeem, purchase, acquire or make a liquidation payment with respect to, any of its capital stock or make any guarantee payment with respect thereto and (b) the underlying securities guarantor shall not make any payment of interest on or principal of (or premium, if any, on), or repay, repurchase or redeem, any debt securities issued by the underlying securities guarantor which rank pari passu with or junior to such junior subordinated debt securities. The foregoing, however, will not apply to any stock dividends paid by the underlying securities guarantor where the dividend stock is the same stock as that on which the dividend is being paid. Prior to the termination of any Extension Period, the underlying securities guarantor may further extend such Extension Period; provided, that such Extension Period, together with all such previous and further extensions thereof, may not exceed 10 consecutive semiannual interest periods; provided further that no Extension Period may extend beyond the final scheduled distribution date. Upon the termination of any Extension Period and the payment of all amounts then due, the underlying securities guarantor may commence a new Extension Period, subject to the above requirements. Consequently, there could be up to 40 Extension Periods of varying lengths throughout the term of the junior subordinated debt securities.

                 Should the underlying securities guarantor exercise its right to defer any payment of interest on the junior subordinated debt securities by extending the interest payment period, under recently issued Treasury regulations, each holder of Preferred Securities will accrue income in the form of original issue discount in respect of the deferred interest allocable to its preferred securities for United States federal income tax purposes, which will be allocated but not distributed, to holders of record of preferred securities. As a result, during any Extension Period, each such holder of preferred securities will recognize income for United States federal income tax purposes in advance of the receipt of cash and will not receive the cash from the underlying securities issuer related to such income if such holder disposes of its preferred securities prior to the record date for the date on which distributions of such amounts are made. However, should the underlying securities guarantor exercise such right in the future, the market price of the preferred securities is likely to be affected. A holder that disposes of its preferred securities during an Extension Period, therefore, might not receive the same return on its investment as a holder that continues to hold its preferred securities. In addition, as a result of the existence of the underlying securities guarantor's right to defer interest payments, the market price of the preferred securities (which represent an undivided beneficial interest in the junior subordinated debt securities) may be more volatile than other similar securities where the issuer does not have such rights to defer interest payments.

                 RATINGS OF THE TRUST CERTIFICATES SUBJECT TO CHANGE

                 At the time of issuance, the trust certificates had ratings assigned by Moody's and S&P equivalent to the ratings of the underlying securities as of the date of the applicable prospectus supplement.

                 Any rating issued with respect to the trust certificates is not a recommendation to purchase, sell or hold a security inasmuch as such ratings do not comment on the market price of the trust certificates or their suitability for a particular investor. We cannot assure you that the ratings will remain for any given period of time or that the ratings will not be revised or withdrawn entirely by the related Rating Agency if, in its judgment, circumstances (including, without limitation, the rating of the underlying securities) so warrant. A revision or withdrawal of such rating may have an adverse effect on the market price of the trust certificates.



ITEM 1B.         UNRESOLVED STAFF COMMENTS

                 Not Applicable.

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

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

                 Not Applicable.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                 (a)(1)      Financial Statements: Not Applicable.

                 (a)(2)      Financial Statement Schedules: Not Applicable.

                 (a)(3)      List of Exhibits

                 The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

                              31.1 Certification of President of Registrant dated March 27, 2006, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

                              99.1. Trustee's Annual Compliance Certificate dated February 21, 2006.

                              99.2.     Report of Deloitte & Touche LLP,
                                        Independent Registered Public Accounting
                                        Firm, dated March 24, 2006, Registrant's
                                        Assertion on Compliance with PPLUS
                                        Minimum Servicing Standards dated March
                                        24, 2006 and PPLUS Minimum Servicing
                                        Standards.

                              99.3. Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 21, 2006, and The Bank of New York's Assertion on Compliance with PPLUS Minimum Servicing Standards dated February 21, 2006 and PPLUS Minimum Servicing Standards.

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

                                         MERRILL LYNCH DEPOSITOR, INC.

Date: March 27, 2006                     By: /s/ Stephan Kuppenheimer
                                            ---------------------------------
                                            Name:  Stephan Kuppenheimer
                                            Title: President